Form 10-Q
period 2025-09-30
SONIC LIGHTING, INC.
filed 2026-01-05
CIK 2068074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number:

Sonic Lighting, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0418678
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19385 E. Walnut Drive North
 City of Industry, CA 91748

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code (626) 934-8884

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of January 5, 2026 there were 14,000,000 of the registrant’s shares of common stock issued and outstanding.

i

Forward-Looking Statements

This quarterly report (the “Quarterly Report”) of Sonic Lighting, Inc. (“we,” “us,” “our,” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and completion of business operations in the future; projected costs; expectations regarding demand and use of our golf country clubs; estimated costs related to maintain our facilities; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; and trends relating to our industry.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with competitors, new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;

●	competition from other golf country clubs, costs associated with maintain our golf country clubs and other economic conditions;

●	the effect of an outbreak of disease or similar public health threat, such as a pandemic, on the Company’s business;

●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;

●	the ability of our infrastructure systems or information security systems to operate effectively;

●	actions by government authorities, including changes in government regulation;

●	uncertainties associated with legal proceedings;

●	changes in the size of the golf country club industry;

●	future decisions by management in response to changing conditions;

●	the Company’s ability to execute prospective business plans;

ii

●	misjudgments in the course of preparing forward-looking statements;

●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;

●	inability to keep up with advances in the golf country club industry;

●	inability to advertise or market services and products at our golf country clubs or develop new services or add new products that address additional market opportunities to generate revenue and positive cash flows;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	inability to succeed in establishing, maintaining and strengthening our brand;

●	disruption of supply or shortage of raw materials relating to the upkeep and maintenance of our golf country clubs;

●	the unavailability, reduction or elimination of government and economic incentives;

●	failure to manage future growth effectively; and

●	the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”).

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws.

iii

SONIC LIGHTING, INC. AND SUBSIDIARIES

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sonic Lighting, Inc. and its subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2025 and December 31, 2024
(Expressed in U.S. Dollars, except for the number of shares)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$688,857	$153,203
Accounts receivable, net	7,549,043	5,425,525
Prepayments and other assets, net	2,326,203	4,581,567
Inventories, net	14,743,558	18,571,458
Amount due from a stockholder, net	—	151,679
Income tax recoverable	793,892	6,506
Total current assets	26,101,553	28,889,938

Non-current assets
Plant and equipment, net	529,189	684,969
Operating lease right-of-use assets, net	16,902,166	18,693,425
Prepayments and other assets, net	384,183	384,208
Deferred initial public offering (“IPO”) costs	570,588	—
Deferred tax assets, net	644,958	17,942
Total non-current assets	19,031,084	19,780,544
Total assets	$45,132,637	$48,670,482

Liabilities and stockholders’ equity

Liabilities
Current liabilities
Accounts payable	$15,848,493	$18,899,357
Operating lease liabilities, current	2,429,280	2,262,063
Contract liabilities	679,309	505,859
Accrued expenses and other liabilities	1,320,991	996,397
Total current liabilities	20,278,073	22,663,676
Non-current liabilities
Operating lease liabilities, non-current	15,663,464	17,505,755
Total non-current liabilities	15,663,464	17,505,755
Total liabilities	$35,941,537	$40,169,431

Commitments and contingencies (Note 19)

Stockholders’ equity
Series A Preferred Stock (par value of $0.0001 per share, 20,000,000 shares authorized; 6,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024)*	$600	$600
Common stock (par value of $0.0001 per share, 80,000,000 shares authorized; 14,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024)*	1,400	1,400
Subscription receivables	(2,000)	(2,000)
Additional paid-in capital	759,500	759,500
Retained earnings	8,431,600	7,741,551
Total stockholders’ equity	9,191,100	8,501,051
Total liabilities and stockholders’ equity	$45,132,637	$48,670,482

*	Shares and per share data are presented on a retroactive basis to reflect the common stock issuance and share subdivision.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sonic Lighting, Inc. and its subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$18,928,907	$18,186,786	$55,044,610	$60,978,809
Cost of revenues	(15,155,154)	(12,889,868)	(40,068,834)	(43,442,519)
Gross profit	3,773,753	5,296,918	14,975,776	17,536,290

Operating expenses

Selling and marketing	(1,536,703)	(2,139,155)	(5,768,399)	(6,152,821)
General and administrative	(3,162,847)	(3,534,932)	(10,498,297)	(10,507,036)
Total operating expenses	(4,699,550)	(5,674,087)	(16,266,696)	(16,659,857)

Operating (loss) income	(925,797)	(377,169)	(1,290,920)	876,433

Other income (expense), net
Interest expenses	—	(1,699)	—	(12,468)
Other income	415,023	367,328	2,094,110	985,421
Total other income, net	415,023	365,629	2,094,110	972,953

(Loss) income before income tax expense	(510,774)	(11,540)	803,190	1,849,386
Income tax benefit (expense)	68,308	(587)	236,859	(21,526)
Net (loss) income	(442,466)	(12,127)	1,040,049	1,827,860

Total comprehensive (loss) income	$(442,466)	$(12,127)	$1,040,049	$1,827,860

(Loss) Earnings per share – basic and diluted	$(0.03)	$—	$0.07	$0.13
Basic and diluted weighted average shares outstanding*	14,000,000	14,000,000	14,000,000	14,000,000

*	Shares and per share data are presented on a retroactive basis to reflect the common stock issuance and share subdivision.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sonic Lighting, Inc. and its subsidiaries
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(Expressed in U.S. dollar, except for the number of shares)

	Series A Preferred Stock		Common stock			Additional
Three Months Ended September 30, 2025 and 2024	Number issued*	Amount	Number issued*	Amount	Subscription receivables	paid-in capital	Retained Earnings	Total
Balance as of June 30, 2024 (Unaudited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$7,326,545	$8,086,045
Net loss	—	—	—	—	—	—	(12,127)	(12,127)
Balance as of September 30, 2024 (Unaudited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$7,314,418	$8,073,918

Balance as of June 30, 2025 (Unaudited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$8,874,066	$9,633,566
Net loss	—	—	—	—	—	—	(442,466)	(442,466)
Balance as of September 30, 2025 (Unaudited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$8,431,600	9,191,100

	Series A Preferred Stock		Common stock			Additional
Nine Months Ended September 30, 2025 and 2024	Number issued*	Amount	Number issued*	Amount	Subscription receivables	paid-in capital	Retained Earnings	Total
Balance as of December 31, 2023 (audited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$6,724,845	$7,484,345
Net income	—	—	—	—	—	—	1,827,860	1,827,860
Dividend declared	—	—	—	—	—	—	(1,238,287)	(1,238,287)
Balance as of September 30, 2024 (Unaudited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$7,314,418	$8,073,918

Balance as of December 31, 2024 (audited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$7,741,551	$8,501,051
Net income	—	—	—	—	—	—	1,040,049	1,040,049
Dividend declared	—	—	—	—	—	—	(350,000)	(350,000)
Balance as of September 30, 2025 (Unaudited)	6,000,000	$600	14,000,000	$1,400	$(2,000)	$759,500	$8,431,600	9,191,100

*	Shares and per share data are presented on a retroactive basis to reflect the common stock issuance and share subdivision.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sonic Lighting, Inc. and its subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,040,049	$1,827,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	177,425	182,306
Amortization of operating lease right-of-use assets and interest of lease liabilities	2,465,520	2,401,668
Allowance for expected credit losses	(21,335)	94,532
Deferred tax benefit	(627,016)	(3,221)
Provision for inventory valuation allowance	340,432	80,043
Change in assets and liabilities:
Accounts receivable, net	(2,241,909)	431,809
Prepayments and other assets, net	2,383,355	(1,454,236)
Inventories, net	3,487,468	(5,995,884)
Income tax recoverable	(787,386)	(446,402)
Accounts payable	(3,050,864)	5,345,613
Contract liabilities	173,450	(128,372)
Operating lease liabilities	(2,349,335)	(2,170,117)
Accrued expenses and other liabilities	324,594	232,458
Net cash provided by operating activities	1,314,448	398,057

Cash flows from investing activity:
Purchases of plant and equipment	(21,645)	(81,073)
Net cash used in investing activity	(21,645)	(81,073)

Cash flows from financing activities:
Repayments of short-term bank loans	—	(3,000,000)
Deferred IPO costs	(570,588)	—
Dividends paid	(350,000)	(1,238,287)
Repayment from (advances to) a stockholder	163,439	(500)
Net cash used in financing activities	(757,149)	(4,238,787)

Net increase (decrease) in cash and equivalents	535,654	(3,921,803)
Cash and equivalents, beginning of period	153,203	4,562,292
Cash and equivalents, end of period	$688,857	$640,489

Supplemental disclosures of cash flow information:
Income tax paid
Current state income tax	$402,543	$44,000
Current federal income tax	775,000	—
	$1,177,543	$44,000
Interest received	$23,827	$124,569
Interest paid	—	12,468

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$642,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

1. Organization and Description of Business

Sonic Lighting, Inc. (“Sonic Nevada”) (“the Company”) is a Nevada corporation incorporated on March 4, 2025. Sonic Nevada is a parent holding company with no actual operations. Sonic Nevada fully owns and controls a subsidiary, Sonic Lighting, Inc. (“Sonic CA”) as of September 30, 2025.

Sonic CA, a wholly-owned subsidiary of Sonic Nevada, is a corporation incorporated in the State of California on May 7, 2010. Sonic CA had a share capital of $759,500 as of September 30, 2025 and December 31, 2024. Sonic CA is engaged in wholesale distributing of aftermarket lighting and other automotive parts. Effective on January 1, 2025, Sonic CA converted from an S corporation to a C corporation.

Reorganization

The Reorganization was completed on April 22, 2025 through a series of planned transactions. As a result of the Reorganization, the Company has become the holding company of Sonic CA, which prior to the Reorganization was a standalone entity directly owned by its beneficial owners. The primary objective of the Reorganization was to transfer 100% ownership of Sonic CA to the Company, thereby enabling the Company to serve as the issuer for its planned initial public offering in the United States.

Reorganization on April 22, 2025

Prior to April 22, 2025, Sonic CA was effectively controlled by Cheung Danny Dao Chung (“Cheung”), Mak Ka Kit (“Mak”), Wai Anthony Shing Him (“Wai”) and Li Nelson Ho Yin (“Li”), who together held 100% of the voting rights in this entity.

The reorganization on April 22, 2025, was undertaken to eventually transfer 100% of the ownership interests in Sonic CA to Sonic Nevada, which was effectively controlled by Cheung, Mak, Wai and Li, who together held 100% of the voting rights in this entity.

Before and after the reorganization, Sonic Nevada and Sonic CA were ultimately and effectively controlled by the same group of controlling stockholders, who collectively held more than 50% of the voting rights in these entities. Therefore, the reorganization is considered a common control transaction according to ASC 805-50.

The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in these unaudited condensed consolidated financial statements. Results of operations for the periods presented comprise those of the previously separate entities combined from the beginning of the period to the end of the period, eliminating the effects of intra-entity transactions.

2. Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Bank loans, financing from related parties, and cash generated from operations have been utilized to finance the working capital requirements of the Company. As of September 30, 2025 and December 31, 2024, the Company had net positive working capital of $5,823,480 and $6,226,262, respectively, among which $688,857 and $153,203 in cash and cash equivalents respectively.

Considering all facts and information on hand, management expects the Company’s cash on hand is sufficient to finance its working capital requirements within the normal operating cycle of a twelve-months period from the date of these unaudited condensed consolidated financial statements are issued.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

2. Liquidity (cont.)

If the Company is unable to have sufficient fund to finance its working capital requirements within the normal operating cycle of a twelve-months period from the date of these financial statements are issued, the Company may consider supplementing its available sources of funds through the following sources:

●	addition equity financing from stockholders and third-party investors; and/or

●	financial support from financial institutions, the Company’s stockholders and related parties.

Based on the above considerations, management is of the opinion that the Company has sufficient funds to meet its working capital requirements and current liabilities as they become due within twelve months from the date of these unaudited condensed consolidated financial statements are issued. However, there is no assurance that the Company will be successful in implementing its plans. There are a number of factors that could potentially arise and could undermine the Company’s plans, such as changes in the demand for the Company’s products and services, general market conditions and the broader capital market climate in the United States, etc.

3. Summary of Significant Accounting Policies

Basis of presentation and principle of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2025, and results of operations and cash flows for the nine months ended September 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

These unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates required to be made by management include, but not limited to, contract liabilities — return allowances, contract liabilities — warranty provision, allowance for expected credit losses, determination of the useful lives of long-lived assets, impairment of long-lived assets, inventory valuation allowance, valuation allowance for deferred tax assets, recognition and measurement of operating lease right-of-use assets and operating lease liabilities. Actual results could differ from the estimates, and as such, differences could be material to these unaudited condensed consolidated financial statements.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

Cash and cash equivalents

Cash and cash equivalents includes balances maintained with banks and digital payments company in the United States which are unrestricted and immediately available for withdrawal and use.

Accounts receivable, net

Accounts receivable includes trade accounts due from customers. The credit terms given to customers are generally 30 days. Management reviews its receivables on a regular basis to determine if the allowance for expected credit loss is adequate and makes allowance for expected credit loss when necessary. The allowance for expected credit loss is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance for expected credit loss after all means of collection have been exhausted and the likelihood of collection is not probable. As of September 30, 2025 and December 31, 2024, the balance of allowance for expected credit loss were $420,634 and $302,243, respectively.

Prepayments and other assets, net

Prepayments and other assets consist of other receivables and prepaid expenses, including advances to a vendor for consignment goods, rental deposits, prepaid insurance and prepaid office supplies. The Company reviews other receivables on a regular basis and also makes specific allowance if there is strong evidence indicating that other receivables are likely to be unrecoverable. As of September 30, 2025 and December 31, 2024, the balance of allowance for expected credit loss against prepayments and other assets were $121,300 and $249,266 respectively.

Inventories, net

Inventories, consisting of products available for sale, are accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. The Company periodically reviews inventories for potential impairment and adjusts inventory for potentially excess or obsolete goods to state inventories at their net realizable value. As of September 30, 2025 and December 31, 2024, inventory valuation allowance, representing a write-down of inventory, were $340,432 and $56,658, respectively.

Leases

On January 1, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

The Company is a lessee of non-cancellable operating leases for corporate office and warehouse premises. The Company determines if an arrangement is a lease at inception. A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. All leases of the Company are currently classified as operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term.

When determining the lease term, at lease commencement date, the Company considers options to extend or terminate the lease when it is reasonably certain that it will exercise or not exercise that option. The interest rate used to determine the present value of future lease payments is the Company’s incremental borrowing rate based on the information available at the lease commencement date.

The lease standard (ASC 842) provides practical expedients for an entity’s ongoing accounting. The Company elects to apply short-term lease exception for leases with a lease term of 12 months or less at commencement. Accordingly, ROU assets and operating lease liabilities do not include leases with a lease term of 12 months or less.

The Company also elects to adopt the practical expedient that allows lessee to treat the lease and non-lease components of a lease as a single lease component. Non-lease components include building management fees, utility expenses and property taxes included and payable in the lease contract. These non-lease components are not separated from the lease components to which they relate.

The Company evaluates the impairment of its ROU assets consistently with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the assets from the expected undiscounted future pre-tax cash flows of the related operations. As of September 30, 2025 and December 31, 2024, the Company did not recognize any impairment loss against its ROU assets.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is provided using the straight-line method based on the estimated useful life. The estimated useful lives of plant and equipment are as follows:

Automobiles	5 years
Equipment	7 years
Forklift	7 years
Racks	7 years

Expenditures for repairs and maintenance, which do not materially extend the useful lives of the assets, are expensed as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive income under other income or expenses.

Impairment of long-lived assets

The Company reviews long-lived assets, including plant and equipment and ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future pre-tax cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by discounting the cash flows expected to be generated by the asset (asset group), when the market prices are not readily available. The adjusted carrying amount of the asset is the new cost basis and is depreciated over the asset’s remaining useful life. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As of September 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

Deferred IPO costs

Deferred IPO costs consist of costs incurred in connection with the Company’s planned initial public offering in the United States. These costs, together with the underwriting discounts and commissions, will be charged against the gross proceeds of the offering as a reduction of additional paid-in capital upon completion of the planned initial public offering or charged to unaudited condensed consolidated statements of operations and comprehensive income if the planned initial public offering is not completed.

Revenue recognition

The Company adopted ASC 606 “Revenue Recognition.” It recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company recognizes revenue based on the consideration specified in the applicable agreement.

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation.

Generally, revenues are recognized when the Company has negotiated the terms of the transaction, which includes determining either the overall price, or price for each performance obligation in the form of a service or a product, the service or product has been delivered to the customer, no obligation is outstanding regarding that service or product, and the Company is reasonably assured that funds have been or will be collected from the customer.

A summary of each of the Company’s revenue streams under ASC 606 is as follows:

Wholesale income, net

The Company enters into distinct agreement with wholesale customers to sell lighting and other automotive parts where the rights of the parties, including payment terms, are identified. Sales prices to wholesale customers are fixed with no sales rebate, discount or other incentive. The Company typically provides one-month sales return policy and a one-year warranty to wholesale customers. The Company estimates return allowances based on historical experience while the warranty covers defects in parts, materials and workmanship.

The Company assesses that delivery of goods to wholesale customers as one single performance obligation. Revenue is recognized at a point in time when goods are collected by third-party carriers where control of goods is transferred to customers under FoB term. The Company collects no deposit upfront and typically provide a credit terms of 30 days and the accounts receivable will be collected by the Company according to credit period policy applicable to different customers. The Company assesses that there is no significant financing component in these contracts.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

The Company purchases inventories from suppliers in batches without goods return clause and credit period from suppliers are typically 1 month after goods delivery. Accordingly, the Company is subject to inventory risk before control of the goods has been transferred to customers. Besides, the Company has full discretion in establishing selling price. The Company is therefore a principal in these transactions and records revenue at gross amount net of sales taxes and estimated sales returns.

Online retail sales income, net

The Company sells lighting and other automotive parts to retail customers via e-commerce platforms including Amazon and eBay. Customers enter into agreement with the Company online. Sales prices to retail customers are fixed with no sales rebate, discount or other incentive. The Company typically provides one-month sales return policy to retail customers. The Company estimates return allowances based on historical experience.

The Company assesses that delivery of goods to retail customers as one single performance obligation. Revenue is recognized at a point in time when goods are collected by third-party carriers where control of goods is transferred to customers under FoB term. The Company collects full amount upfront when retail customers place order online. The Company assesses that there is no significant financing component in these contracts.

The Company purchases inventories from suppliers in batches without goods return clause and credit period from suppliers are typically 1 month after goods delivery. Accordingly, the Company is subject to inventory risk before control of the goods has been transferred to customers. Besides, the Company has full discretion in establishing selling price. The Company is therefore a principal in these transactions and records revenue at gross amount net of sales taxes and estimated sales returns.

Agency income

The Company enters into agency agreements with another automotive parts companies to sell their products. The Company acts solely as an agent and does not assume primary responsibility for selling the products. Sellers retain control and legal title over consignment inventories, and they have discretion in setting selling price. Accordingly the Company determines that it acts solely as an agent in these transactions and recognizes agency income on a net basis. These agreements are fixed-price and have no variable consideration. The Company accesses that delivery of goods to end customer is a single performance obligation and recognizes agency income at a point in time upon delivery of goods to end customers. The Company typically collects accounts receivable from agency income monthly. The Company assesses that there is no significant financing component in these contracts. On June 30, 2025, the Company terminated the agency agreements, and no agency income has been generated from July 1, 2025.

Fulfillment service income

The Company provides fulfillment services to other automotive parts companies which includes warehousing, inventory management, picking, packing, and order preparation services. The Company enters into distinct agreement with its customers. These agreements are fixed-price and have no variable consideration. The Company recognizes fulfillment service income at a point in time when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier where control of goods is transferred to customers. The Company typically collects accounts receivable from fulfillment service income monthly. The Company assesses that there is no significant financing component in these contracts.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

Contract liabilities

Contract liabilities — Return allowances

Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances were $353,822 and $316,979 as of September 30, 2025 and December 31, 2024 respectively. Included in “Inventories” on the unaudited condensed consolidated balance sheets are assets totaling $240,299 and $240,528 as of September 30, 2025 and December 31, 2024, for the rights to recover products from customers associated with our liabilities for return allowances.

Contract liabilities — Warranty provision

The Company typically offer a one-year warranty period to wholesale customers. The warranty covers defects in parts, materials and workmanship. The Company assesses that these warranties to be assurance-type warranties and measures them at fair value. As of September 30, 2025 and December 31, 2024, the balances of warranty provision were $325,487 and $188,880, respectively.

Cost of revenues

Cost of revenue primarily consists of the purchase price of products; inbound shipping costs; warehousing costs; packaging, and payment processing and related transaction costs.

Government subsidies

Government subsidies primarily relate to one-off entitlement granted by the Internal Revenue Service for the Employee Retention Tax Credits. The credit is available to eligible employers that paid qualified wages to some or all employees after March 12, 2020 and before January 1, 2022. Eligibility and credit amounts vary depending on when the business impact occurred. The Company recognizes government subsidies as other income in the unaudited condensed consolidated statements of operations and comprehensive income upon receipt and when all conditions attached to the subsidies are fulfilled.

Borrowing costs

All borrowing costs are recognized as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income in the period in which they are incurred.

Under the banking facility letter dated January 31, 2018, subsequent amendments made on October 17, 2023 and May 31, 2024, JPMorgan Chase Bank, N.A., a bank in the United States, extended to the Company banking facility of trade financing amounting to $15,000,000, $10,000,000 and $3,000,000, respectively, with an interest rate of 3.0% per annum above the adjusted Secured Overnight Financing rate (“SOFR”). Adjusted SOFR is the sum of applicable margin which is 2.5% per annum, the SOFR applicable to such interest period and the unsecured to secured rate adjustment at 0.1% per annum. The facility had a tenor of up to a year of 360 days from the date of drawdown. On July 1, 2024, the short-term bank loans were fully repaid. As of September 30, 2025 and December 31, 2024, no additional amount was drawn down against the banking facility, and no bank loans were outstanding.

For the nine months ended September 30, 2025 and 2024, the weighted average annual interest rates for the bank loans were approximately nil and 7.94%, respectively. Interest expenses for the nine months ended September 30, 2025, and 2024, was $nil and $12,468, respectively.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Provision for income taxes consists of current taxes and deferred taxes.

Current tax is recognized based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is recognized in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant uncertain tax positions nor interest and penalty associated with tax positions as of September 30, 2025 and December 31, 2024.

Segment reporting

In November 2023, the FASB issued Accounting Standards Update, or ASU 2023-07 — Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024, retrospectively to all periods presented in the unaudited condensed consolidated financial statement. The adoption of this ASU had no material impact on reportable segments identified and had no effect on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

Based on the criteria established by ASC 280, “Segment Reporting”, the Company uses the management approach in determining its operating segments. The Company’s chief operating decision maker (“CODM”) reviews consolidated results when making decisions, allocating resources and assessing performance of the Company. The CODM considers that the Company has only one principal revenue stream, which is the wholesaling and distributing of motor vehicle lighting components. The Company carries out all its business activities and operations in the United States. All transactions are concluded and completed in the United States with similar terms and conditions.

The Company’s CODM assesses performance for the segment and decides how to allocate resources by regularly reviewing the segment net income that also is reported as consolidated net income on the unaudited condensed consolidated statements of operations and comprehensive income, after taking into account the Company’s strategic priorities, its cash balance, and its expected use of cash. Further, the CODM reviews and utilizes functional expenses (i.e., selling and marketing and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included interest expense, total other income, net, and income tax expenses, which are reflected in the segment and consolidated net income. The measure of segment assets is reported on the unaudited condensed consolidated balance sheet as total consolidated assets.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

Comprehensive Income

Comprehensive income is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income. For the nine months ended September 30, 2025 and 2024, the Company did not recognize any other comprehensive income.

Earnings per share

Earnings per share is calculated in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to each class of common stockholders by the weighted average number of shares of that particular class outstanding during the year.

Diluted earnings per share is calculated by dividing net income attributable to each class of common stockholders, as adjusted for the effect of dilutive common equivalent stocks of that class, if any, by the weighted average number of that particular class of common and dilutive common equivalent stocks outstanding during the period. Common stock equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive. Basic and diluted earnings per common stock are presented in the Company’s unaudited condensed consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2025 and 2024, there were no dilutive shares.

Fair value of financial instruments

The fair value of a financial instrument is defined as the exchange price that would be received from an asset or paid to transfer a liability (as exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 —	Quoted prices in active markets for identical assets and liabilities.

Level 2 —	Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2025 and December 31, 2024, financial instruments of the Company comprised primarily cash and cash equivalents, accounts receivable, prepayment and other assets, amount due from a related party, accounts payable, accrued expenses and other liabilities. The Company concludes that the carrying amounts of these financial instruments approximate their fair values because of the short-term nature of these instruments.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence of the same party, such as a family member or relative, stockholder, or a related corporation.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Recently issued accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, or EGC, and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 202307 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management considers that the guidance does not have a significant impact on the disclosures set out in these unaudited condensed consolidated financial statements.

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year to date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU2023-09 are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

3. Summary of Significant Accounting Policies (cont.)

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the on its unaudited condensed consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

4. Risks

Currency risk

The function currency of the Company is US$ and these unaudited condensed consolidated financial statements are presented in US$. The Company’s business activities and its assets and liabilities are predominately denominated in the function currency. Therefore, the Company is not exposed to significant foreign currency risk as majority of the operations and transactions are denominated in the functional currency.

Concentration and credit risks

Financial instruments that potentially subject the Company to the credit risks consist of cash and cash equivalents, accounts receivable and other assets. The maximum exposures of such assets to credit risk are their carrying amounts as of the balance sheet dates.

The Company deposits its cash and cash equivalents with reputable banks located in the United States and maintains a balance with PayPal Inc, a financial institution in the United States. As of September 30, 2025 and December 31, 2024, $688,857 and $153,203 were deposited with these banks and PayPal Inc., respectively. Balances maintained with banks in the United Stated are insured under the Federal Deposit Insurance Act introduced by the Federal Deposit Insurance Corporation for a maximum amount of $250,000 for each depositor at one bank, whilst the balances maintained by the Company may at times exceed the insured limits. Cash balances maintained with banks in the United States are not otherwise insured by the Federal Deposit Insurance Act or other programs. The Company has not experienced any losses in these bank accounts and management believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

Assets that potentially subject the Company to significant credit risks primarily consist of accounts receivable and other assets. The Company performs regular and ongoing credit assessments of the counterparts’ financial conditions and credit histories. The Company also assesses historical collection trends, aging of receivables and general economic conditions. The Company considers that it has adequate controls over these receivables in order to minimize the related credit risk. As of September 30, 2025 and December 31, 2024, the balances of allowance for expected credit losses were $541,934 and $563,269, respectively.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

4. Risks (cont.)

For the nine months ended September 30, 2025 and 2024, most of the Company’s assets were located in the United States. At the same time, the Company considers that it is exposed to the following concentrations of risk:

(a)    Major customers

For the nine months ended September 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and their respective outstanding balances at year end dates, are presented as follows:

	Nine Months ended September 30, 2025		As of September 30, 2025
Customer	Revenue	Percentage of revenue	Accounts receivables, gross	Percentage of accounts receivables, gross
Customer A	$15,115,107	27%	$1,737,404	22%
Customer B	13,728,920	25%	4,793,336	60%
Total:	$28,844,027	52%	$6,530,740	82%

	Nine Months ended September 30, 2024		As of September 30, 2024
Customer	Revenue	Percentage of revenue	Accounts receivables, gross	Percentage of accounts receivables, gross
Customer A	$19,249,073	32%	$1,614,468	24%
Customer C	8,618,564	14%	2,131,253	32%
Total:	$27,867,637	46%	$3,745,721	56%

All the concentration percentages of accounts receivable are calculated before allowance for expected credit losses.

(b)    Major vendors

For the nine months ended September 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchase and their respective outstanding balances at year end dates, are presented as follows:

	Nine Months ended September 30, 2025		As of September 30, 2025
Vendor	Purchase	Percentage of total purchase	Accounts payable	Percentage of Accounts payable
Vendor A	$11,300,733	37%	$3,493,483	22%
Vendor B	5,613,136	18%	3,229,694	20%
Vendor C	5,541,633	18%	1,409,469	9%
Vendor D	3,829,668	12%	3,556,333	22%
Total:	$26,285,170	85%	$11,688,979	73%

	Nine Months ended September 30, 2024		As of September 30, 2024
Vendor	Purchase	Percentage of total purchase	Accounts payable	Percentage of Accounts payable
Vendor B	$18,699,491	39%	$17,416,011	67%
Vendor E	17,924,407	37%	1,549,692	6%
Vendor C	8,818,263	18%	1,939,640	7%
Total:	$45,442,161	94%	$20,905,343	80%

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

4. Risks (cont.)

Interest rate risk

Fluctuations in market interest rates may negatively affect the Company’s financial condition and results of operations. The Company is exposed to floating interest rate risk on bank deposits and bank borrowings, particularly during periods when the interest rate is expected to significant changes. Nevertheless, given the amounts of bank deposits and bank borrowings in question, the Company considers its interest rate risk not material, and the Company has not used any derivatives to manage or hedge its interest rate risk exposure.

5. Accounts Receivable, Net

As of September 30, 2025 and December 31, 2024, accounts receivable, net consisted of the following balances:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accounts receivable	$7,969,677	$5,727,768
Less: allowance for expected credit losses	(420,634)	(302,243)
Total accounts receivable, net	$7,549,043	$5,425,525

The movement of allowance for expected credit losses is as follow:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Balance at the beginning of the period/year	$302,243	$570,085
Provision for (reversal of) expected credit losses	118,391	(267,842)
Balance at the end of the period/year	$420,634	$302,243

6. ROU Assets, net and Operating Lease Liabilities

As of September 30, 2025 and December 31, 2024, the Company subsisted of the following non-cancellable lease contract.

Description of lease	Lease term
Office and warehouse at 19385-95 E. E Walnut Dr. N, City of Industry, CA 91748	10 years and 8 months from May 1, 2020 to December 31, 2030

Warehouse at 631 Omni Industrial Boulevard, Summerville Berkeley County, SC 29486	10 years and 1 month from September 1, 2022 to September 30, 2032

Warehouse at 10710 Bonnie View Rd. Lancaster, Texas 75241	5 years and 4 months from June 1, 2024 to September 30, 2029

Warehouse at Back Yard in 19301 E Walnut Dr. N, City of Industry, CA 91748	1 year from June 1, 2023 to May 31, 2024 1 year from June 1, 2024 to May 31, 2025 Monthly renewal from June 1, 2025

ASC 842-20 defines a short-term lease as a lease whose lease term, at commencement, is 12 months or less and that does not include a purchase option whose exercise is reasonably certain. The lease terms of the warehouse at Back Yard in 19301 E Walnut Dr. N, City of Industry, CA 91748 during the nine months ended September 30, 2025 and 2024 were 1-year fixed terms or monthly fixed terms without purchase options. These leases meet the definition of short-term leases. Pursuant to ASC 842, the Company elects not to recognize these leases on its balance sheet. Accordingly, this results in the recognition of the Company’s lease payments on a straight-line basis over the lease terms in a manner similar to how operating leases were accounted for under ASC 840. For the nine months ended September 30, 2025 and 2024, the short-term lease expenses were $81,000 and $81,000, respectively.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

6. ROU Assets, net and Operating Lease Liabilities (cont.)

a)    Amounts recognized in the unaudited condensed consolidated balance sheets:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Right-of-use assets, net	$16,902,166	$18,693,425
Operating lease liabilities
Current	$2,429,280	$2,262,063
Non-current	15,663,464	17,505,755
	$18,092,744	$19,767,818

Weighted average remaining lease terms (in years)	5.42	6.16

b)    Information related to operating lease activities during the nine months ended September 30, 2025 and 2024 are as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
ROU assets obtained in exchange for operating lease liabilities	$—	$642,446
Amortization of ROU assets	1,791,259	1,680,032
Interest on operating lease liabilities	674,261	721,636
Total operating lease expenses	$2,465,520	$2,401,668

c)    The following table summarizes the remaining contractual maturities of lease liabilities, categorized by the years in which such lease liabilities are required to be settled, under operating leases as of September 30, 2025:

During the period ended September 30,
2026	$3,234,496
2027	3,332,783
2028	3,434,067
2029	3,538,429
2030	3,463,449
2031	2,216,019
2032	1,832,055
Total future lease payments	$21,051,298
Less: imputed interest	(2,958,554)
Present value of lease obligations	$18,092,744

The weighted-average discount rate used to determine the operating lease liabilities as of September 30, 2025 and December 31, 2024 were 5.83% and 5.83%, respectively.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

6. ROU Assets, net and Operating Lease Liabilities (cont.)

The following table represents the minimum cash lease payments included in the measurement of lease liabilities for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$2,349,335	$2,170,117

7. Plant and Equipment, Net

As of September 30, 2025 and December 31, 2024, plant and equipment, net, consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Automobiles	$110,335	$110,335
Equipment	693,493	678,348
Forklift	362,020	362,020
Racks	529,167	522,667
Less: Accumulated depreciation	(1,165,826)	(988,401)
Total plant and equipment, net	$529,189	$684,969

Depreciation expenses were $177,425 and $182,306 for the nine months ended September 30, 2025 and 2024, respectively.

8. Prepayments and Other Assets, Net

As of September 30, 2025 and December 31, 2024, prepayments and other assets, net, consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Prepaid expenses	$535,947	$503,401

Other assets	2,295,739	4,711,640
Less: Allowance for expected credit losses	(121,300)	(249,266)
Other assets, net	2,174,439	4,462,374

Total prepayments and other assets, net	2,710,386	4,965,775

Less: Amounts classified as non-current assets	(384,183)	(384,208)
Amounts classified as current assets	$2,326,203	$4,581,567

Other assets primarily represent advances paid to vendors for consignment goods. These advances are unsecured, interest-free, and are subsequently settled against the proceeds received from the sale of consignment goods for the vendors.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

8. Prepayments and Other Assets, Net (cont.)

The movement of allowances for expected credit losses is as follow:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Balance at the beginning of the period/year	$249,266	$205,324
(Reversal of) provision for expected credit losses	(127,966)	43,942
Balance at the end of the period/year	$121,300	$249,266

9. Inventories, net

As of September 30, 2025 and December 31, 2024, inventories, net consisted of the following balances:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Inventories	$15,083,990	$18,628,116
Less: Inventory valuation allowance	(340,432)	(56,658)
Inventories, net	$14,743,558	$18,571,458

US$1,531,225 of defective inventories were recognized as expenses during the nine months ended September 30, 2025 (2024: US$867,010) and included in “general and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive income.

10. Deferred IPO Costs

As of September 30, 2025 and December 31, 2024, deferred IPO costs consisted of the following balances:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accounting fees	$190,000	$—
FINRA filing fees	3,088	—
Legal fees	190,000	—
Underwriter fees	110,000	—
Miscellaneous expenses	60,000	—
Nasdaq capital market entry and listing fee	5,000	—
Printing fees	12,500	—
	$570,588	$—

11. Amount Due from a Stockholder, Net

As of September 30, 2025 and December 31, 2024, amount due from a stockholder, net consisted of the following balances:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Amounts due from a stockholder	$—	$163,439
Less: Allowance for expected credit loss	—	(11,760)
Amounts due from a stockholder, net	$—	$151,679

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

11. Amount Due from a Stockholder, Net (cont.)

The movement of allowance for expected credit loss is as follow:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Balance at beginning of the period/year	$11,760	$—
(Reversal of) provision for expected credit losses	(11,760)	11,760
Balance at end of the period/year	$—	$11,760

The amount due from a stockholder balance is settled in cash as of September 9, 2025.

12. Contract liabilities

The movement of contract liabilities is as follow:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Balance at beginning of the period/year	$505,859	$481,145
Provision for contract liabilities	173,450	24,714
Balance at end of the period/year	$679,309	$505,859

13. Accrued expenses and other liabilities

As of September 30, 2025 and December 31, 2024, accrued expenses and other liabilities consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accrued expenses	$1,038,800	$593,411
Staff salaries and benefits payable	203,454	329,844
Other tax payable	308	406
Other payables	78,429	72,736
	$1,320,991	$996,397

14. Stockholders’ Equity

Common stock and Series A Preferred Stock

The Company was established under the laws of Nevada on March 4, 2025. The authorized number of common stock and Series A Preferred Stock are 8,000 and 2,000 shares, respectively, par value of $1 per share. On April 22, 2025, the Company issued 1,400 common stock and 600 Series A preferred stock with a par value of $1 each, respectively, with no consideration paid.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

14. Stockholders’ Equity (cont.)

Share subdivision

On September 8, 2025, the stockholders of the Company resolved to subdivide each authorized share of par value of $1 into 10,000 shares of par value of $0.0001. As a result of the subdivision, the Company was authorized to issue 80,000,000 common stock and 20,000,000 Series A Preferred Stock of par value of $0.0001 each, respectively, and a total of 14,000,000 common stock and 6,000,000 Series A Preferred Stock of par value of $0.0001 each, respectively were issued and outstanding. The share subdivision was completed on October 1, 2025.

Each Series A Preferred Stock is entitled to 20 votes, whereas each common stock is entitled to one vote per share. Series A Preferred Stock are not entitled to receive dividends of any kind and are not convertible into common stock. Other than as disclosed herein, Series A Preferred Stock do not have any additional preferences, or any relative, participating, optional, or special rights over the common stock, as set forth in the Articles of the Company.

The issuance and subdivide of these stocks is considered as a part of the Company’s reorganization and recapitalization prior to completion of its initial public offering, and is retroactively applied as if the transaction occurred at the beginning of the period presented.

The Company believed that it is appropriate to reflect such changes in share structure on a retroactive basis pursuant to ASC 260, Earnings Per Share. All shares and per share amounts used herein and in the accompanying unaudited condensed consolidated financial statements have been retroactively restated to reflect the above transactions.

Dividend distribution.

On September 1, 2024, the Company made income tax payment for its stockholders’ personal income tax liabilities as a distribution to stockholders. Each stockholder was distributed $309,571.75, totaling $1,238,287. The distributions to stockholders were settled by cash.

On March 1, 2025, the Company made income tax payment for its stockholders’ personal income tax liabilities as a distribution to stockholders. Each stockholder was distributed $87,500, totaling $350,000. The distributions to stockholders were settled by cash.

15. Disaggregated revenues

The following table shows disaggregated revenues by major categories for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Point in time:
Wholesale income, net	$13,544,648	$10,404,437	$32,441,649	$35,654,390
Online retail sales income, net	5,164,432	5,168,270	17,296,459	15,331,808
Agency income	—	2,340,177	4,582,151	8,997,707
Fulfillment service income	219,827	273,902	724,351	994,904
Total revenues	$18,928,907	$18,186,786	$55,044,610	$60,978,809

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

16. Other income

The following table shows other income for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sub-lease income(1)	$259,230	$245,762	$777,690	710,921
Interest income from customer’s overdue(2)	—	52,973	23,827	124,569
Government subsidies(3)	—	—	811,147	—
Warehouse management fee income(4)	155,612	68,450	480,682	149,250
Others	181	143	764	681
Total other income	$415,023	$367,328	$2,094,110	$985,421

(1)	The Company’s sub-leased part of its warehouse and office to an independent third party. The period of the lease is less than one year.

(2)	Interests on customer’s overdue represent interests charged on overdue receivables from customer arising from sales transactions. According to the contracts entered into between the Company and its customer, the Company shall charge its customer on amounts overdue, i.e. amounts due on sales transactions which are not yet settled within 60 days of the due date, an interest with interest rate based on the JP Morgan Chase interest rate as published at the beginning of each month accrued on daily and compounded monthly basis.

(3)	Government subsidies primarily relate to one-off entitlement granted by the Internal Revenue Service for the Employee Retention Tax Credits. The Company recognizes government subsidies as other income when the conditions are met, which the Company confirmed the eligibilities and received the sum of the subsidies during the period.

(4)	Warehouse management fee income represents income earned for providing access to and use of warehouses, calculated based on the volume of goods processed and a reimbursement of utility expenses incurred. As this arrangement does not grant the customer the right to control an identified asset, it does not meet the definition of a lease under ASC 842. It is accounted for as other income and recognized as the services are rendered.

17. Income tax expense

The United States

Sonic CA is incorporated in the State of California and had elected to be taxed as an “S Corporation” under the provisions of the Internal Revenue Code and comparable state income tax law. As an S Corporation, the Company is not subject to federal corporate income tax at the corporate level; instead, its income, deductions, and credits were passed through to its stockholders and reported on their individual tax returns. However, under California law, S Corporations are subject to a 1.5% franchise tax on net income. Effective January 1, 2025 Sonic CA converted from an S Corporation to C Corporation and is now subject to federal corporate income tax at a rate of 21%, as well as California state corporate income tax at a rate of 8.84%. In addition, since Sonic CA has a branch establishment in South Carolina, it is also subject to South Carolina state corporate income tax at a rate of 5%.

During the nine months ended September 30, 2025, the Company paid 2025 estimate federal and state corporate income tax amounting to $775,000 and $402,543, respectively.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

17. Income tax expense (cont.)

The current portions of the income tax expense included in the unaudited condensed consolidated statements of operations and comprehensive income as determined in accordance with ASC 740 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax
Federal	$(59,365)	$—	$281,556	$—
State and local	(19,422)	(1,781)	108,601	24,747
Deferred tax	10,479	2,368	(627,016)	(3,221)
Income tax (benefit) expense	$(68,308)	$587	$(236,859)	$21,526

A reconciliation of the difference between the expected income tax expense, computed at federal income tax rate of 21% for the three and nine months ended September 30, 2025 and state income tax rate of 1.5% for the three and nine months ended September 30, 2024, and the Company’s reported income tax expense is shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Loss) income before income tax expense	$(510,774)	$(11,540)	$803,190	$1,849,386
Statutory federal/state corporate income tax rates	21%	1.5%	21%	1.5%
Income tax computed at statutory state income tax rates	$(107,262)	$(173)	$168,670	$27,741
Tax effect on non-deductible expense	(23,893)	760	224,454	1,885
Tax effect on non-taxable income	—	—	(170,341)	—
Tax effect on deferred tax assets recognition relating to conversion of S Corporation to C Corporation	82,269	—	(568,243)	—
Tax effect on deductible passed through entity tax payment	—	—	—	(8,100)
Tax effect on state and local income taxes	(19,422)	—	108,601	—
Income tax (benefit) expense	$(68,308)	$587	$(236,859)	$21,526

The following table reconciles the statutory tax rate to the Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal/California state corporate income tax rates	21.0%	1.5%	21.0%	1.5%
Tax effect on non-deductible expense	4.7%	(6.6)%	27.9%	0.1%
Tax effect on non-taxable income	—%	—%	(21.2)%	—%
Tax effect on deferred tax assets adjustment related to conversion of S Corporation to C Corporation	(16.1)%	—%	(70.7)%	—%
Tax effect on deductible passed through entity tax payment	—%	—%	—%	(0.4)%
Tax effect on state and local income taxes	3.8%	—%	13.5%	—%
Effective tax rate	13.4%	(5.1)%	(29.5)%	1.2%

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

17. Income tax expense (cont.)

Deferred tax

The Company measures deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax assets and liabilities are as follows:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Deferred tax assets:
Accrued vacation	$51,313	$2,140
Allowance for expected credit losses	147,284	8,449
Depreciation	—	7,353
Inventory valuation allowance	120,193	—
Operating lease liabilities	5,024,923	—
Capitalized costs	153,360
Total deferred tax assets	$5,497,073	$17,942

Deferred tax liabilities:
Operating lease right-of-use assets	$(4,719,602)	$—
Depreciation	(132,513)	—
Total deferred tax liabilities	$(4,852,115)	$—
Deferred tax assets, net	$644,958	$17,942

The movement of deferred tax assets, net is as follow:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Balance at beginning of the period/year	$17,942	$17,826
Additions	627,016	116
Balance at end of the period/year	$644,958	$17,942

Under the California Revenue and Taxation Code, the Franchise Tax Board (“FTB”) generally has four years from the later of the original due date or the actual filing date of a return to assess additional taxes, penalties, or fees. As of September 30, 2025 and December 31, 2024, the Company’s California state income tax returns for the 2023 and 2024 tax years remain within the statutory period for potential examination. As of that date, the Company was not subject to any ongoing tax audits or investigations by the FTB. At the federal level, pursuant to Internal Revenue Code, the Internal Revenue Service typically has three years from the later of the return’s due date or actual filing date to assess additional tax. This period may be extended to six years under certain circumstances, such as when a return omits more than 25% of gross income. There is no statute of limitations in cases involving fraud or failure to file a return. As Sonic CA elected to be taxed as an S Corporation through December 31, 2024, any potential federal income tax examinations for that period would primarily pertain to stockholder-level tax implications. As of September 30, 2025 and December 31, 2024, the Company were not subject to any federal tax audits or investigations.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

18. Related Party Transaction and Balance

a. Nature of relationships with related parties

Name	Relationship with the Company
Mak Ka Kit	A substantial stockholder of the Company

b. Balance with related parties

		As of
Name	Nature	September 30, 2025	December 31, 2024
		(Unaudited)	(Audited)
Mak Ka Kit(1)	Amount due from a stockholder, net	$—	$151,679

(1)	The balances as of December 31, 2024 represented advances made to Mr. Mak Ka Kit by the Company to facilitate their personal needs. The balances were interest-free, unsecured, and repayable on demand, and have been fully settled as of the date of this report.

19. Commitments and Contingencies

Commitments

As of September 30, 2025 and December 31, 2024, the Company had neither significant financial nor capital commitment.

Contingencies

As of September 30, 2025 and December 31, 2024, except as disclosed below, the Company was not a party to any material legal or administrative proceedings. The Company further concludes that there were no legal or regulatory proceedings, either individually or in the aggregate, that could have resulted in an unfavorable outcome with a material adverse effect on the Company’s results of operations, unaudited condensed consolidated financial condition, or cash flows.

Early termination claim

On September 8, 2025, Federal Express Corporation (“FedEx”) filed a civil complaint against Sonic Lighting, Inc. in the United States District Court, Central District of California — Western Division. FedEx, which had been engaged by the Company to provide pickup, transportation and delivery services, is seeking damages of approximately US$750,000 in connection with alleged early termination of the Contract by the Company. The trial date has not yet been set.

The Company intends to vigorously defend itself against this claim. At this stage, the outcome of the matter cannot be predicted, and no provision for loss has been recorded in these unaudited condensed consolidated financial statements.

20. Segment information

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM, specifically the Company’s CEO and CFO, for making decisions, allocating resources and assessing performance.

The CODM considers that the Company has only one principal revenue stream, which is the wholesaling and distributing of motor vehicle lighting components. The Company carries out all its business activities and operations in the United States. All transactions are concluded and completed in the United States with similar terms and conditions. Internally, the Company reports costs and expenses by nature as a whole for management decision-making and assessment. Based on management’s assessment, the Company determines that it has only one operating segment and therefore one reportable segment as defined by ASC 280. Furthermore, since all the Company’s revenue is derived in the United States with all operations being carried out in the United States, no geographical segment is presented. The Company concludes that it has only one reportable segment.

Sonic Lighting, Inc. and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

20. Segment information (cont.)

The CODM of the Company primarily utilizes the net income to monitor budget-to-actual performance and to assess the adequacy of capital resources for marketing and development. Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant segment expense include cost of revenues, selling and marketing expenses, and general and administrative expenses. Other segment items that are presented on the consolidated statements of operations include other income, net, and income tax (expense) benefit.

The following table presents the significant revenue and expense categories in the Company’s single operating segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$18,928,907	$18,186,786	$55,044,610	$60,978,809
Cost of revenue	(15,155,154)	(12,889,868)	(40,068,834)	(43,442,519)
Selling and marketing expenses	(1,536,703)	(2,139,155)	(5,768,399)	(6,152,821)
General and administrative expenses	(3,162,847)	(3,534,932)	(10,498,297)	(10,507,036)
Other income, net	415,023	365,629	2,094,110	972,953
Income tax (expense) benefit	68,308	(587)	236,859	(21,526)
Net (loss) income of single operating segment	$(442,466)	$(12,127)	$1,040,049	$1,827,860

21. Subsequent Events

The Company evaluates all events and transactions that occur after September 30, 2025 up through December 31, 2025, which is the date that these unaudited condensed consolidated financial statements are available to be issued. Other than the event disclosed elsewhere in these unaudited condensed consolidated financial statements, there is no other subsequent event occurred that would require recognition or disclosure in the Company’s unaudited condensed consolidated financial statements.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion and analysis and other parts of this prospectus contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this prospectus. You should carefully read the “Risk Factors” section of this prospectus to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a company based in Naveda, United States, primarily engaged in wholesale distributing of aftermarket lighting products. We purchase motor vehicle lighting components from vendors based in the United States and Hong Kong, whilst the underlying products are largely sourced from manufacturers located in Taiwan and China. These products are then sold to our customers in the United States. Our operations are conducted through our wholly-owned operating subsidiary, Sonic OpCo. We sell our products through two different channels: Online and Wholesale. We also act as a sales agent for other automotive-parts manufacturers.

Our revenues were $55,044,610 and $60,978,809 for the nine months ended September 30, 2025 and 2024, respectively. We recorded net income $1,040,049 and $1,827,860 for the nine months ended September 30, 2025 and 2024, respectively. We plan to continue growing our business through our operating subsidiary by strengthening and expanding our market share in existing regions, while also pursuing growth opportunities in new geographic markets. Additionally, we aim to improve our profit margins through competitive sourcing strategies and further diversification of our supplier network.

Factors Affecting Our Results of Operations

Our business and operating results are influenced by general factors that affect the industry we are in, including economic and political conditions, the evolving needs of investors, changes in demand for our services and changes in financial conditions and appetite of our current and potential customers. In addition, the following company-specific factors can affect our results of operations materially:

Customer base and customer mix

Our business growth is heavily reliant on our ability to maintain strong relationships with existing customers while attracting new ones. Our current customer base primarily consists of distributors and retail sellers in the motor vehicle lighting components industry and also end customers, with all our products delivered locally in the United States. The motor vehicle lighting components trading market is highly competitive, with numerous players vying for market share. We face competition from other motor vehicle lighting components traders, both locally and internationally. Our ability to differentiate ourselves through dedicated customer service, exclusive product offerings, and competitive pricing is essential to maintaining and growing our market position.

Supplier relations and cost of goods sold

The cost of purchasing motor vehicle lighting components from suppliers represents a significant component of our overall cost structure. This expense is critical because it directly influences our cost of goods sold, which in turn affects our gross profit margins. To manage this effectively, we depend on maintaining strong and positive relationships with our suppliers. These relationships enable us to negotiate favorable terms, such as better pricing, extended payment terms, and exclusive access to high-quality products, ensuring a steady supply of the motor vehicle lighting components that our customers demand. Any disruption in these relationships or unfavorable changes in supplier terms could adversely affect our cost of goods sold and, consequently, our gross profit margins.

Maintenance of key personnel

Our success is heavily reliant on the skills, experience, and efforts of our key personnel. The expertise and dedication of our team members are fundamental to driving our business forward, ensuring operational efficiency, and maintaining the high standards our customers expect. The ability to recruit top talent ensures that we can continuously innovate and adapt to changing market conditions. Furthermore, retaining these individuals is essential for maintaining continuity, preserving institutional knowledge, and fostering a stable work environment. This focus on human capital not only supports the execution of our business strategy but also underpins our long-term success and sustainability in the competitive motor vehicle lighting components market. Attracting and retaining skilled personnel will be critical to executing our business strategy effectively.

Strong market competition

We are currently facing intense market competition. Some of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion and support of their customer acquisition and retention channels. In light of the low barriers to entry in the industry, we expect more players to enter this market and increase the level of competition. Our ability to differentiate our services from other competitors will have significant impact on our business growth in the future.

Escalating trade tensions and impacts of tariff policy volatility

Recent global trade developments have introduced considerable uncertainty into international commerce. In early 2025, the imposition of significant new tariffs on a broad range of imported goods has disrupted established trade flows, raising concerns about supply chain stability, procurement strategies, and input costs across multiple industries. We purchase motor vehicle lighting components from vendors based in the United States and Hong Kong, and the underlying products are largely sourced from manufacturers located in Taiwan and China. As a result, our operations may be directly impacted by tariffs imposed on imports from these regions. Moreover, tariff-driven cost increases may also affect goods purchased from the vendors based in United States, as upstream suppliers, who face higher input costs due to tariffs on foreign components, may pass those costs on to us. This “knock-on” effect could lead to elevated procurement expenses, ultimately putting pressure on our profit margins. The current trade policy landscape is marked by rapid and unpredictable changes, with shifts in tariffs and trade regulations often occurring with limited notice. This volatility makes it challenging to plan effectively and may result in increased material costs, supply chain delays, and pricing volatility, all of which could adversely impact our financial performance. While we are actively pursuing strategies to mitigate these risks, including diversifying our supplier network and adjusting sourcing practices, there is no assurance that these efforts will fully insulate us from the broader impacts of evolving trade policies. We continue to closely monitor the situation and will adapt our operations as needed to respond to any further developments in the global trade environment.

Key Components of Results of Operations

Revenues

Our revenues consist of agency income, fulfilment service income, online retail sales income and wholesale income. The following table sets forth the breakdown of our total revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Nine Months Ended September 30,
	2025		2024
	US$	% of total revenues	US$	% of total revenues
Revenues:
Wholesale income, net	32,441,649	58.9	35,654,390	58.5
Online retail sales income, net	17,296,459	31.5	15,331,808	25.1
Agency income	4,582,151	8.3	8,997,707	14.8
Fulfilment service income	724,351	1.3	994,904	1.6
Total revenues	55,044,610	100.0	60,978,809	100.0

Wholesale income, net

The Company enters into distinct agreement with wholesale customers to sell lighting and other automotive parts where the rights of the parties, including payment terms, are identified. Sales prices to wholesale customers are fixed with no sales rebate, discount or other incentive. The Company typically provides one-month sales return policy and a one-year warranty to wholesale customers. The Company estimates return allowances based on historical experience while the warranty covers defects in parts, materials and workmanship.

The Company assesses that delivery of goods to wholesale customers as one single performance obligation. Revenue is recognized at a point in time when goods are collected by third-party carriers where control of goods is transferred to customers under Free on Board, or FoB terms. The Company collects no deposit upfront and typically provide credit terms of 30 days and the accounts receivable will be collected by the Company according to credit period policy applicable to different customers. The Company assesses that there is no significant financing component in these contracts.

The Company purchases inventories from suppliers in batches without goods return clause and credit period from suppliers are typically one month after goods delivery. Accordingly, the Company is subject to inventory risk before control of the goods has been transferred to customers. Besides, the Company has full discretion in establishing selling price. The Company is therefore a principal in these transactions and records revenue at gross amount net of sales taxes and estimated sales returns.

Wholesale income represented 58.9% and 58.5% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents key operating data of wholesale income for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Wholesale income, net	$32,441,649	$35,654,390
No. of products sold	354,842	380,475
Weighted average unit price	$91	$94

(1)	Weighted average unit price are derived from our wholesale income, net based on the number of products sold during the period.

Online retail sales income, net

The Company sells lighting and other automotive parts to retail customers via e-commerce platforms including Amazon and eBay. Customers enter into agreement with the Company online. Sales prices to retail customers are fixed with no sales rebate, discount or other incentive. The Company typically provides one-month sales return policy to retail customers. The Company estimates return allowances based on historical experience.

The Company assesses that delivery of goods to retail customers as one single performance obligation. Revenue is recognized at a point in time when goods are collected by third-party carriers where control of goods is transferred to customers under FoB terms. The Company collects full amount upfront when retail customers place order online. The Company assesses that there is no significant financing component in these contracts.

The Company purchases inventories from suppliers in batches without goods return clause and credit period from suppliers are typically one month after goods delivery. Accordingly, the Company is subject to inventory risk before control of the goods has been transferred to customers. Besides, the Company has full discretion in establishing selling price. The Company is therefore a principal in these transactions and records revenue at gross amount net of sales taxes and estimated sales returns.

Online retail sales income represented 31.5% and 25.1% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents key operating data of online retail sales income for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Online retail sales income, net	$17,296,459	$15,331,808
No. of products sold	121,922	104,711
Weighted average unit price	$142	$146

(1)	Weighted average unit price are derived from our online retail income, net based on the number of products sold during the period.

Agency income

The Company enters into agency agreements with another automotive parts companies to sell their products. The Company acts solely as an agent and does not assume primary responsibility for selling the products. Sellers retain control and legal title over consignment inventories, and they have discretion in setting selling price. Accordingly, the Company determines that it acts solely as an agent in these transactions and recognizes agency income on a net basis. These agreements are fixed-price and have no variable consideration. The Company accesses that delivery of goods to end customer is a single performance obligation and recognizes agency income at a point in time upon delivery of goods to end customers. The Company typically collects accounts receivable from agency income monthly. The Company assesses that there is no significant financing component in these contracts. On June 30, 2025, the Company terminated the agency agreements, and no agency income has been generated from July 1, 2025.

Agency income represented 8.3% and 14.8% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents key operating data of agency income for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Agency income	$4,582,151	$8,997,707
No. of products sold	166,239	312,846
Weighted average unit price	$28	$29

(1)	Weighted average unit price are derived from our agency income, net based on the number of products sold during the period.

Fulfillment service income

The Company provides fulfillment services to other automotive parts companies which includes warehousing, inventory management, picking, packing, and order preparation services. The Company enters into distinct agreement with its customers. These agreements are fixed-price and have no variable consideration. The Company recognizes fulfillment service income at a point in time when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier, where control of goods is transferred to customers. The Company typically collects accounts receivable from fulfillment service income monthly. The Company assesses that there is no significant financing component in these contracts.

Fulfilment service income represented 1.3% and 1.6% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

Cost of revenues

Cost of revenues mainly represents costs of lighting and other automotive parts sold to the customers and other incremental costs, such as the associated delivery charges we incurred directly in relation to the sales. Cost of revenues represented 72.8% and 71.2% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

We purchase motor vehicle lighting components from vendors based in the United States and Hong Kong, whilst the underlying products are largely sourced from manufacturers located in Taiwan and China. The following table provides a breakdown of our products by manufacturing locations for the periods presented.

	For the Nine Months Ended September 30,
	2025	2024
Taiwan	29.4%	49.4%
China	70.6%	50.6%
	100.0%	100.0%

Operating expenses

Selling and marketing expenses

Selling and marketing expenses mainly comprise (i) salaries and contributions to retirement benefit schemes for our sales and marketing employees; (ii) advertising and promotion expenses; (iii) postage and delivery expenses for outward delivery to customers; (iv) selling platform expenses; and (v) travel and business development expenses. Selling and marketing expenses accounted for 10.5% and 10.1% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

General and administrative expenses

General and administrative expenses mainly comprise (i) salaries and contributions to retirement benefit schemes for our administration and operation employees; (ii) services fee for audit, company secretary, legal, tax reporting, and other professional services; (iii) rental and related expenses for leasing of our office and warehouses; (iv) insurance expenses related to premises and employee coverage; and (v) depreciation of our plant and equipment; (vi) and other operating expenses. General and administrative expenses accounted for 19.1% and 17.2% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

Other income (expense), net

The following table sets forth our other income (expense), net, both in absolute amount and as a percentage of total revenues, for the periods presented:

	For the Nine Months Ended September 30,
	2025		2024		Variances
	US$	% of total revenues	US$	% of total revenues	US$	%
Other income (expense), net
Interest expense	—	—	(12,468)	—	12,468	(100.0)
Other income	2,094,110	3.8	985,421	1.6	1,108,689	112.5
Total other income, net	2,094,110	3.8	972,953	1.6	1,121,157	115.2

Our interest expense primarily consists of interest payments incurred to banks on the trade financing facility. Under the banking facility letter dated January 31, 2018, and subsequent amendments made on October 17, 2023 and May 31, 2024, JPMorgan Chase Bank, N.A., a bank in the United States, extended to the Company a banking facility of trade financing amounting to $15,000,000, $10,000,000 and $3,000,000, respectively. The interest rates for these loans are 3.0% per annum above the adjusted Secured Overnight Financing Rate (“SOFR”). Adjusted SOFR is the sum of the applicable margin, which is 2.5% per annum, the SOFR applicable to such interest period and the unsecured to secured rate adjustment at 0.1% per annum. Interest expense accounted for nil and nil of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

Our other income consists of sub-lease income, interest income, government subsidies, warehouse management fee income and others, which are not within the scope of ASC 606. Sublease income represents income earned from sub-leasing a portion of our warehouses to independent third parties. Interest income consists of interest earned on deposits placed with banks and customers’ overdue, recognized in accordance with the effective interest method. Interests on customers’ overdue represent interests charged on overdue receivables from customers arising from sales transactions. According to the contracts entered into with our customers, we charge our customers on amounts overdue, i.e. amounts due on sales transactions which are not yet settled within 60 days of the due date, an interest with interest rate based on the JP Morgan Chase interest rate as published at the beginning of each month accrued on daily and compounded monthly basis, recognized in accordance with the effective interest method. Government subsidies primarily relate to one-off entitlement granted by the Internal Revenue Service for the Employee Retention Tax Credits. Management fee income represents income earned for providing access to and use of warehouses, calculated based on the volume of goods processed and a reimbursement of utility expenses incurred. As this arrangement does not grant the customer the right to control an identified asset, it does not meet the definition of a lease under ASC 842. It is accounted for as other income and recognized as the services are rendered. Other income accounted for 3.8% and 1.6% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

Other income recognized for the periods presented is detailed below.

	For the Nine Months Ended September 30,
	2025	2024
	US$	US$
Sub-lease income	777,690	710,921
Interest income from customers’ overdue	23,827	124,569
Government subsidies	811,147	—
Warehouse management fee income	480,682	149,250
Others	764	681
Total other income	2,094,110	985,421

Income Tax

Our operating subsidiary, Sonic OpCo, is incorporated in the State of California and had elected to be taxed as an “S Corporation” under the provisions of the Internal Revenue Code and applicable California state tax laws. As an S Corporation, Sonic OpCo was not subject to federal corporate income tax at the corporate level; instead, its income, deductions, and credits were passed through to its stockholders and reported on their individual tax returns. However, under California law, S Corporations are subject to a 1.5% franchise tax on net income. Effective January 1, 2025, Sonic CA converted from an S Corporation to a C Corporation and is now subject to federal corporate income tax at the statutory rate of 21%, as well as California state corporate income tax at a rate of 8.84%. In addition, since Sonic CA has a branch establishment in South Carolina, it is also subject to South Carolina state corporate income tax at a rate of 5%.

For the nine months ended September 30, 2025 and 2024, income tax benefit (expense) accounted for 0.4% and nil% of our total revenues, respectively. For the nine months ended September 30, 2025 and 2024, income tax arose from our current tax on profits generated from our subsidiary and deferred tax generated from the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates.

Under the California Revenue and Taxation Code, the Franchise Tax Board (“FTB”) generally has four years from the later of the original due date or the actual filing date of a return to assess additional taxes, penalties, or fees. As of September 30, 2025 and December 31, 2024, our California state income tax returns for the 2023 and 2024 tax years remain within the statutory period for potential examination. As of that date, we were not subject to any ongoing tax audits or investigations by the FTB. At the federal level, pursuant to Internal Revenue Code, the Internal Revenue Service typically has three years from the later of the return’s due date or actual filing date to assess additional tax. This period may be extended to six years under certain circumstances, such as when a return omits more than 25% of gross income. There is no statute of limitations in cases involving fraud or failure to file a return. As Sonic OpCo elected to be taxed as an S Corporation through December 31, 2024, any potential federal income tax examinations for that period would primarily pertain to stockholder-level tax implications. As of September 30, 2025, we were not subject to any federal tax audits or investigations.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods presented. This information should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus. The operating results in any year are not necessarily indicative of the results that may be expected for any future trends.

	For the Nine Months Ended September 30,
	2025		2024		Variances
	US$	% of total revenues	US$	% of total revenues	US$	%
Revenues	55,044,610	100.0	60,978,809	100.0	(5,934,199)	(9.7)
Cost of revenues	(40,068,834)	72.8	(43,442,519)	71.3	3,373,685	7.8
Gross profit	14,975,776	27.2	17,536,290	28.7	(2,560,514)	(14.6)

Operating expenses
Selling and marketing	(5,768,399)	10.4	(6,152,821)	10.1	384,422	6.2
General and administrative	(10,498,297)	19.1	(10,507,036)	17.2	8,739	0.1
Total operating expenses	(16,266,696)	29.5	(16,659,857)	27.3	393,161	2.4

Operating (loss) income	(1,290,920)	(2.3)	876,433	1.4	(2,167,353)	(247.3)

Other income (expense), net
Interest expense	—	—	(12,468)	—	12,468	100.0
Other income	2,094,110	3.8	985,421	1.6	1,108,689	112.5
Total other income, net	2,094,110	3.8	972,953	1.6	1,121,157	115.2

Income before income tax expense	803,190	1.5	1,849,386	3.0	(1,046,196)	(56.6)
Income tax benefit (expense)	236,859	0.4	(21,526)	—	258,385	1,200.3
Net income	1,040,049	1.9	1,827,860	3.0	(787,811)	(43.1)

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

Total revenues decreased by 9.7% from $60,978,809 for the nine months ended September 30, 2024 to $55,044,610 for the nine months ended September 30, 2025. This decrease was principally attributed to a substantial decrease in our agency income, fulfilment service income and wholesale income and partially offset by an increase in our online retail sales income.

Wholesale income, net — Revenue generated from wholesale decreased by $3,212,741 from $35,654,390 for the nine months ended September 30, 2024 to $32,441,649 for the nine months ended September 30, 2025. This decline was primarily attributable to a reduction in sales volume. The sales volume fell from 380,475 units for the nine months ended September 30, 2024 to 354,842 units for the nine months ended September 30, 2025. The decrease in sales volume aligned with a broader trend of reduced consumer expenditure in the United States, driven by ongoing economic challenges. These macroeconomic headwinds have led to a general contraction in consumer spending, which adversely impacted our wholesale segment, as major wholesale customers faced significant pressure on their operations during the period. According to data from the U.S. Bureau of Economic Analysis, the quarter growth rate in consumer expenditures decelerated from 4.0% for the nine months ended September 30, 2024 to 2.7% as of August 2025, reflecting a slowdown in overall consumer spending. This deceleration had a downstream effect on our customers’ purchasing behavior, resulting in lower order volumes and reduced demand for our products. In particular, one of our top wholesale customers exited the auto lighting market and terminated business with us effective January 1, 2025. This customer accounted for revenue of $8,525,556 for the nine months ended September 30, 2024. The loss of this customer underscores both the impact of macroeconomic conditions on key customer relationships and the challenges faced by the wholesale sector during this period.

To maintain profitability during the downward trend of the economic, we have streamlined expenses by reducing headcount, lowered inventory levels to minimize carrying costs and obsolescence risk, and shifted our focus from wholesale, which carries lower margins, to online retail sales. We also negotiated with manufacturers to share tariff costs, selectively passed import cost increases on to customers, and optimized inventory by phasing out underperforming products while launching products that align with higher demand and market trends.

Online retail sales income, net — Revenue generated from online retail sales increased by $1,964,651 from $15,331,808 for the nine months ended September 30, 2024 to $17,296,459 for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in sales volume. The number of units sold increased from 104,711 for the nine months ended September 30, 2024 to 121,922 for the nine months ended September 30, 2025. This growth was further supported by the exit of one of our top wholesale customers from the auto lighting market. Since this customer had previously sold products on online platforms to retail consumers, its withdrawal created additional opportunities for us in the online retail segment. As a result, a portion of the market share previously held by this customer shifted to our online retail channel during the nine months ended September 30, 2025.

Agency income — Revenue generated from agency sales decreased by $4,415,556 from $8,997,707 for the nine months ended September 30, 2024 to $4,582,151 for the nine months ended September 30, 2025. This decline was primarily attributable to a reduction in sales volume, which fell from 312,846 units for the nine months ended September 30, 2024 to 166,239 units for the nine months ended September 30, 2025. The decrease in sales volume aligned with broader trends in consumer spending across the United States, which continued to face macroeconomic headwinds. These economic challenges contributed to a general decline in wholesale market demand. According to data from the U.S. Bureau of Economic Analysis, the quarter growth in consumer expenditures slowed from 4.0% for the nine months ended September 30, 2024 to 2.7% as of August 2025. This softening in consumer spending adversely affected the purchasing activity of our customers, resulting in lower sales volume. Additionally, as we terminated the agency agreement with the customer, no agency income generated started from July 1, 2025.

Fulfilment service income — Revenue generated from fulfilment services decreased by $270,553 from $994,904 for the nine months ended September 30, 2024 to $724,351 for the nine months ended September 30, 2025. This decrease corresponded with the decline in our wholesale revenue during the same period, as the lower sales volume from wholesale customers directly reduced the demand for associated fulfilment services.

Cost of revenues

The cost of revenues decreased by $3,373,685, or 7.8%, from $43,442,519 for the nine months ended September 30, 2024, to $40,068,834 for the nine months ended September 30, 2025. This reduction was primarily driven by a significant decline in wholesale sales volume, which led to a corresponding decrease in the cost of goods sold. Additionally, the decrease in sales demand resulted in reduced expenditures on moulding fees, as fewer new products necessitated custom moulds. This further contributed to the overall reduction in the cost of revenues for the period.

Gross profit

Our gross profit decreased by $2,560,514 from $17,536,290 for the nine months ended September 30, 2024 to $14,975,776 for the nine months ended September 30, 2025 and our gross profit margin decreased from 28.7% in 2024 to 27.2% in 2025. This change was attributed to decrease in our agency income, fulfilment service income and wholesale income.

Operating Expenses

Selling and marketing expenses decreased by $384,422, from $6,152,821 for the nine months ended September 30, 2024, to $5,768,399 for the nine months ended September 30, 2025. The decrease was primarily attributable to the following factors: (i) a decrease of $207,708 in advertising and promotion expenses due to sponsorship of branded bags for the Specialty Equipment Market Association show in 2024 but none in 2025; (ii) a decrease of $74,812 in compensation and benefits for our sales and marketing employees as the average number of salesperson decreased from 12 for the nine months ended September 30, 2024 to 9 for the nine months ended September 30, 2025; and (iii) a decrease of $102,620 in postage and delivery expenses because of decrease in our sales volume.

General and administrative expenses decreased by $8,739 to $10,498,297 for the nine months ended September 30, 2025 from $10,507,036 for the nine months ended September 30, 2024. The decrease was primarily attributable to (i) a decrease of $115,867 in the allowance for expected credit losses, as a result of lower other assets as of September 30, 2025; (ii) a decrease of $841,664 in compensation and benefits as the average number of staff decreased from 104 for the nine months ended September 30, 2024 to 81 for the nine months ended September 30, 2025; and (iii) a decrease of $329,818 in repair and maintenance expenses and other administrative expenses as we successfully streamlined our operating expenses. These decreases were partially offset by (i) an increase of $551,281 in professional fees since expense incurred in relation to the audit of our consolidated financial statements, and (ii) an increase of $664,215 in impairment on inventory due to the write-down of more defective products for the nine months ended September 30, 2025.

Other income, net

Other income, net increased by $1,121,157 from $972,953 for the nine months ended September 30, 2024 to $2,094,110 for the nine months ended September 30, 2025. This increase was primarily attributable to (i) an increase of $811,147 in government subsidies which we were confirmed the eligibilities and received the sum in the period ended September 30, 2025 compared to none in the period ended September 30, 2024, and (ii) an increase of $331,432 in warehouse management fee income as more goods processed for other automotive parts companies sharing our warehouse.

Income before income tax expense

We reported an income before income tax expense of $803,190 for the nine months ended September 30, 2025, compared to an income before income tax expense of $1,849,386 for the nine months ended September 30, 2024. The decline was primarily attributable to lower revenues, which were partially offset by a significant increase in other income and lower operating expenses.

Income tax benefit (expense)

Income tax expense changed from $21,526 for the nine months ended September 30, 2024 to an income tax benefit of $236,859 for the nine months ended September 30, 2025. The change was primarily attributable to the conversion of Sonic OpCo from an S Corporation to a C Corporation, which is now subject to federal income tax at the statutory rate of 21%, California state corporate income tax at a rate of 8.84%, and South Carolina state corporate income tax at a rate of 5%. For the nine months ended September 30, 2024, we were only subject to the 1.5% California franchise tax on net income.

As a result of this conversion, we recognized deferred tax assets of $644,958 as of September 30, 2025, compared to $21,047 as of September 30, 2024. This recognition resulted in an income tax benefit of $627,016 for the nine months ended September 30, 2025, compared to an income tax benefit of $3,221 for the nine months ended September 30, 2024, attributable to deferred taxes. In addition, current income tax expense increased from $24,747 for the nine months ended September 30, 2024 to $390,157 for the nine months ended September 30, 2025.

Net income

As a result of the foregoing factors, net income decreased from $1,827,860 for the nine months ended September 30, 2024 to $1,040,049 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Bank loans, financing from related parties, and cash generated from operations have been utilized to finance our working capital requirements. As of September 30, 2025, we had net positive working capital of $5,823,480 and $688,857 in cash and cash equivalents.

Considering all facts and information on hand, we expect our financial resources are sufficient to finance our working capital requirements within the normal operating cycle of a twelve-months period from the date of our financial statements are issued.

If we are unable to have sufficient fund to finance our working capital requirements within the normal operating cycle of a twelve-months period from the date of our financial statements are issued, we may consider supplementing our available sources of funds through the following sources:

●	addition equity financing from our major stockholders or third-party investors; and/or

●	financial support from financial institutions, our stockholders and related parties.

Based on the above considerations, we are of the opinion that we have sufficient funds to meet our working capital requirements and current liabilities as they become due within twelve months from the date of our financial statements are issued. However, there is no assurance that we will be successful in implementing our plans. There are a number of factors that could potentially arise and could undermine our plans, such as changes in the demand f or our services, general market conditions and broader capital market climate in the United States, etc.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented.

	For the Nine Months Ended September 30,
	2025	2024
	US$	US$
Net cash provided by operating activities	1,314,448	398,057
Net cash used in investing activity	(21,645)	(81,073)
Net cash used in financing activities	(757,149)	(4,238,787)
Net increase (decrease) in cash and cash equivalents	535,654	(3,921,803)
Cash and cash equivalents, beginning of period	153,203	4,562,292
Cash and cash equivalents, end of period	688,857	640,489

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2025, was $1,314,448, compared to net income of $1,040,049. The difference was primarily attributable to the following factors: (i) an increase of $2,241,909 in accounts receivable, primarily as a result of more sales occurring near the end of the period; (ii) a decrease of $2,383,355 in prepayments and other assets, mainly due to the termination of agency sales and no consignment goods held as of the period ended; (iii) a decrease of $3,827,900 in inventories, reflecting efforts to reduce inventory levels for improved cash flow management; and (iv) a decrease of $3,050,864 in accounts payable, largely due to the settlement of more outstanding balances near period-end.

Net cash provided by operating activities for the nine months ended September 30, 2024, was $398,057, compared to net income of $1,827,860. The difference was primarily attributable to the following factors: (i) an increase of $1,454,236 in prepayments and other assets, mainly due to a higher volume of consignment goods held for agency sales; (ii) an increase of $5,915,841 in inventories, reflecting increase inventory levels for future sales; and (iii) an increase of $5,345,613 in accounts payable, largely due to the settlement of more outstanding balances near period-end.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $21,645, which was fully spent on the purchase of plant and equipment.

Net cash used in investing activities for the nine months ended September 30, 2024 was $81,073, which was fully spent on the purchase of plant and equipment.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $757,149. This outflow primarily consisted of payment of offering costs related IPO of $570,588, payment of dividend of $350,000, partially offset by a repayment from a stockholder of $163,439.

Net cash used in financing activities for the nine months ended September 30, 2024 was $4,238,787. This outflow primarily consisted of repayments of short-term bank loans of $3,000,000, payment of dividend of $1,238,287 and advances to a stockholder of $500.

Quantitative and Qualitative Disclosures about Market Risks

Currency risk

Our function currency is US$ and these consolidated financial statements are presented in US$. Our business activities and our assets and liabilities are predominately denominated in the function currency. Therefore, we are not exposed to significant foreign currency risk as majority of the operations and transactions are denominated in the functional currency.

Concentration and credit risks

Financial instruments that potentially subject us to the credit risks consist of cash and cash equivalents, accounts receivable and other assets. The maximum exposures of such assets to credit risk are their carrying amounts as of the balance sheet dates.

We deposit the cash with reputable banks located in the United States and maintain a balance with PayPal Inc, a financial institution in the United States. As of September 30, 2025 and December 31, 2024, $688,857 and $153,203 were deposited with these banks and PayPal Inc., respectively. Balances maintained with banks in the United States are insured under the Federal Deposit Insurance Act introduced by the Federal Deposit Insurance Corporation for a maximum amount of $250,000 for each depositor at one bank, whilst the balances maintained by us may at times exceed the insured limits. We have not experienced any losses in these bank accounts and management believes that we are not exposed to any significant credit risk on cash and cash equivalents maintained with these banks.

Assets that potentially subject us to a significant concentration of credit risk primarily consist of accounts receivable, amount due from a stockholder and other assets. We perform regular and ongoing credit assessments of the counterparties’ financial conditions and credit histories. We also assess historical collection trends and the aging of the receivables. We consider that we have adequate controls over these receivables to minimize the related credit risk. As of September 30, 2025 and December 31, 2024, the balance of allowance for credit losses were $541,934 and $563,269, respectively.

For the nine months ended September 30, 2025 and 2024, most of our assets were located in the United States. At the same time, we consider that we are exposed to the following concentrations of risk:

(a)	Major customers

For the nine months ended September 30, 2025 and 2024, the customers who accounted for 10% or more of our revenues and their respective outstanding balances at year end dates, are presented as follows:

	Nine Months ended September 30, 2025		As of September 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivables, gross	Percentage of accounts receivables, gross
Customer A	$15,115,107	27%	$1,737,404	22%
Customer B	13,728,920	25%	4,793,336	60%
Total:	$28,844,027	52%	$6,530,740	82%

	Nine Months ended September 30, 2024		As of September 30, 2024
Customer	Revenue	Percentage of revenue	Accounts receivables, gross	Percentage of accounts receivables, gross
Customer A	$19,249,073	32%	$1,614,468	24%
Customer C	8,618,564	14%	2,131,253	32%
Total:	$27,867,637	46%	$3,745,721	56%

(b)	Major vendors

For the nine months ended September 30, 2025 and 2024, the vendors who accounted for 10% or more of our purchase and their respective outstanding balances at year end dates, are presented as follows:

	Nine Months ended September 30, 2025		As of September 30, 2025
Vendor	Purchase	Percentage of total purchase	Accounts payable	Percentage of Accounts payable
Vendor A	$11,300,733	37%	$3,493,483	22%
Vendor B	5,613,136	18%	3,229,694	20%
Vendor C	5,541,633	18%	1,409,469	9%
Vendor D	3,829,668	12%	3,556,333	22%
Total:	$26,285,170	85%	$11,688,979	73%

	Nine Months ended September 30, 2024		As of September 30, 2024
Vendor	Purchase	Percentage of total purchase	Accounts payable	Percentage of Accounts payable
Vendor B	$18,699,491	39%	$17,416,011	67%
Vendor E	17,924,407	37%	1,549,692	6%
Vendor C	8,818,263	18%	1,939,640	7%
Total:	$45,442,161	94%	$20,905,343	80%

Interest rate risk

Fluctuations in market interest rates may negatively affect our financial conditions and results of operations. We are exposed to floating interest rate risk on bank deposits and bank borrowings, particularly during periods when the interest rate is expected to significant changes. Nevertheless, given the amounts of bank deposits and bank borrowings in question, we consider our interest rate risk is not material and we have not used any derivatives to manage or hedge our interest risk exposure.

Off-Balance Sheet Commitments and Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Specifically, we have not entered into any financial guarantees, commitments or other arrangements to guarantee payment obligations of any parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Moreover, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Commitments and Contingencies

In the normal course of business, we are subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

On September 8, 2025, Federal Express Corporation (“FedEx”) filed a civil complaint against us in the United States District Court, Central District of California — Western Division. FedEx, which had been engaged by us to provide pickup, transportation and delivery services, is seeking damages of approximately US$750,000 in connection with alleged early termination of the Contract by us. The trial date has not yet been set.

We intend to vigorously defend ourselves against this claim. At this stage, the outcome of the matter cannot be predicted, and no provision for loss has been recorded in these unaudited condensed consolidated financial statements.

As of the date of this prospectus, save as disclosed above, we did not have any other loss contingencies which require to be recognized or disclosed in our consolidated financial statements.

The following table summarizes the remaining contractual maturities of lease liabilities under operating lease as of September 30, 2025:

During the period ended September 30,	US$
2026	3,234,496
2027	3,332,783
2028	3,434,067
2029	3,538,429
2030	3,463,449
2031	2,216,019
2032	1,832,055
Total future lease payments	21,051,298

Seasonality

The nature of our business does not appear to be affected by seasonal variations.

Trend Information

Other than as disclosed elsewhere in this prospectus, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenue, income from continuing operations, profitability, liquidity, or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Inflation

Whilst inflation has been a global issue impacting many countries around the globe, inflation in the United States has not materially affected our results of operations in recent years. According to the U.S. Bureau of Labor Statistics, the year-over-year percent changes in the consumer price index rose by 3.0% for the nine months ended September 30, 2025 and 2024. Although we have not been affected by inflation at this point in time, we may be affected if the United States and any other jurisdiction where we operate in the future experience higher rates of inflation in the future.

Significant Accounting Policies and Critical Accounting Estimates and Assumptions

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates required to be made by management include, but not limited to, contract liabilities — return allowances, contract liabilities — warranty provision, allowance for expected credit losses, determination of the useful lives of long-lived assets, impairment of long-lived assets, inventory valuation allowance, valuation allowance for deferred tax assets, recognition and measurement of operating lease right-of-use assets and operating lease liabilities. Actual results could differ from the estimates, and as such, differences could be material to the consolidated financial statements.

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, including revenue recognition, of which the details are set out in our consolidated financial statements. You should also consider the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Allowance for expected credit loss against financial assets

We assess the allowance by pooling relevant financial assets that have similar risk characteristics and evaluates receivables individually when specific assets no longer share those risk characteristics. We determine the expected credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from counterparties. Balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We continue to evaluate the reasonableness of the allowance policy and update it if necessary. As of September 30, 2025 and December 31, 2024, the balance of allowance for expected credit loss against financial assets were $541,934 and $563,269, respectively.

Contract liabilities — Return allowances

We generally provide a one-month return policy to wholesale and retail customers, and return allowances are estimated based on historical experience which can be highly subjective. Liabilities for return allowances were $353,822 and $316,979 as of September 30, 2025 and December 31, 2024 respectively. Included in “Inventories” on the consolidated balance sheets are assets totaling $240,299 and $240,528 as of September 30, 2025 and December 31, 2024, for the rights to recover products from customers associated with our liabilities for return allowances.

Contract liabilities — Warranty provision

We typically offer a one-year warranty to wholesale customers, covering defects in parts, materials, and workmanship. We assess that these warranties to be assurance-type warranties and measures them at fair value. As of September 30, 2025 and December 31, 2024, the balances of warranty provision were $325,487 and $188,880, respectively.

Recent Accounting Pronouncements

See the discussion of the recent accounting pronouncements contained in Note 3 to the consolidated financial statements, “Summary of Significant Accounting Policies”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at the end of the period covered by this quarterly report.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information (i) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We recognize that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and our management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

On September 8, 2025, Federal Express Corporation (“FedEx”) filed a civil complaint against us in the United States District Court, Central District of California — Western Division. FedEx, which had been engaged by us to provide pickup, transportation and delivery services, is seeking damages of approximately US$750,000 in connection with alleged early termination of the Contract by us. The trial date has not yet been set.

We intend to vigorously defend ourselves against this claim. At this stage, the outcome of the matter cannot be predicted, and no provision for loss has been recorded in these unaudited condensed consolidated financial statements.

As of the date of this Quarterly Report, save as disclosed above, we did not have any other loss contingencies which require to be recognized or disclosed in our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1*	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 5, 2026

SONIC LIGHTING, INC.

	By:	/s/ Dao Chung Cheung
Dao Chung Cheung
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Vincent Lau
Vincent Lau
Chief Financial Officer
(Principal Financial and Accounting Officer)